Form 10-Q
period 1996-03-31
UUNET TECHNOLOGIES INC
filed 1996-05-14
CIK 913692

================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1996

                                       or

/  /     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        COMMISSION FILE NUMBER:  0-25874

                    -----------------------------------------


                           UUNET TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          54-1543611
     ---------------------                              --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                 3060 WILLIAMS DRIVE, FAIRFAX, VIRGINIA   22031
                 -----------------------------------------------
          (Address of principal executive offices, including zip code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (703)  206-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES    X      NO
                             ---------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, $0.001 PAR VALUE                                       32,201,557 SHARES
- - ------------------------------                              ---------------------------------
    (CLASS)                                                  (OUTSTANDING AT MARCH 31, 1996)

                            UUNET TECHNOLOGIES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                     INDEX

                                                                                         PAGE NUMBER
PART I.                   FINANCIAL INFORMATION
       ITEM 1        -    Condensed Interim Consolidated Financial Statements . . . . . . . . . 3

                          Condensed Consolidated Balance Sheets as of March 31, 1996
                          and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . 3

                          Condensed Consolidated Statements of Operations for the
                          Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . 4

                          Condensed Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . 5

                          Notes to Condensed Interim Consolidated Financial
                          Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

       ITEM 2        -    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations . . . . . . . . . . . . 9


PART II.                  OTHER INFORMATION

       ITEM 4        -    Submission of Matters to a Vote of Security Holders     . . . . . .  16

       ITEM 6        -    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  16

       SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

       EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART I.  FINANCIAL INFORMATION
ITEM 1 -- CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            UUNET TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except par value amounts)

                                ASSETS
                                                                  MARCH 31,     DECEMBER 31,
                                                                    1996           1995
                                                                 -----------    -----------
                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents.................................. $   45,413      $  60,424
     Accounts receivable, net of allowance of $1,540 and $1,647,
        respectively, for doubtful accounts.....................     23,575         17,768
     Inventories................................................      1,436          1,251
     Prepaid expenses and other current assets..................      3,514          2,149
                                                                 -----------    -----------
TOTAL CURRENT ASSETS............................................     73,938         81,592

Property and equipment, net.....................................     75,877         54,523
Investments in affiliates.......................................      6,297          1,321
Other assets....................................................        166            174
                                                                 -----------    -----------
TOTAL ASSETS....................................................  $ 156,278      $ 137,610
                                                                 ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of notes payable...........................  $   6,813      $   4,652
     Accounts payable...........................................     17,824         10,580
     Accrued expenses...........................................     26,486         24,604
     Deferred revenues..........................................      5,026          3,421
                                                                 -----------    -----------
TOTAL CURRENT LIABILITIES.......................................     56,149         43,257

Notes payable, net of current portion...........................     18,045         13,686
                                                                 -----------    -----------
TOTAL LIABILITIES...............................................     74,194         56,943
                                                                 -----------    -----------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, $0.001 par value;  500 shares authorized,
       none issued or outstanding...............................        ---            ---
     Common Stock, $0.001 par value;  175,000 shares authorized as of March 31, 1996; 32,202 and 32,057 shares issued
       and outstanding, respectively............................         32             32
     Additional paid-in capital.................................    109,328        108,071
     Deferred compensation......................................       (154)          (165)
     Foreign currency translation adjustment....................        198            282
     Accumulated deficit........................................    (27,320)       (27,553)
                                                                 -----------    -----------
TOTAL STOCKHOLDERS' EQUITY......................................     82,084         80,667
                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................  $ 156,278      $ 137,610
                                                                 ===========    ===========

     The accompanying notes are an integral part of these balance sheets.

                            UUNET TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ------------------------
                                                                               1996         1995
                                                                            -----------  -----------
  REVENUES:
    Internet services....................................................... $  39,004    $  8,815
    Software................................................................     4,009       6,205
                                                                            -----------  -----------
      Total revenues........................................................    43,013      15,020
                                                                            -----------  -----------

  COSTS AND EXPENSES:
    Cost of revenues -
      Internet services.....................................................    25,062       4,490
      Software..............................................................     2,391       3,557
    Network operations and support..........................................     5,265       2,315
    Sales and marketing.....................................................     6,798       3,210
    General and administrative..............................................     3,126       1,839
                                                                            -----------  -----------
      Total costs and expenses..............................................    42,642      15,411
                                                                            -----------  -----------

  INCOME (LOSS) FROM OPERATIONS.............................................       371        (391)

  Interest income...........................................................       577         194
  Interest expense..........................................................      (329)        (83)
  Equity in net loss of affiliates..........................................      (386)        ---
                                                                            -----------  -----------

  INCOME (LOSS) BEFORE INCOME TAXES.........................................       233        (280)
  Benefit for income taxes..................................................       ---          17
                                                                            -----------  -----------

  NET INCOME (LOSS)......................................................... $     233    $   (263)
                                                                            ===========  ===========

  Net income (loss) per common and
    equivalent share (Note 2)............................................... $    0.01    $  (0.01)
                                                                            ===========  ===========

  Shares used in computing net income (loss)
    per common and equivalent share (Note 2)................................    33,436      25,774
                                                                            ===========  ===========


          The accompanying notes are an integral part of these statements.

                            UUNET TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ----------------------
                                                                         1996       1995
                                                                     ---------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................. $     233   $   (263)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities --
    Depreciation and amortization...................................     3,948      1,025
    Stock option compensation.......................................        10         11
    Equity in net loss of affiliates................................       386        ---
    Cash provided by (used in) changes in assets and
       liabilities:
      Accounts receivable, net......................................    (5,675)    (2,679)
      Inventories...................................................      (202)      (446)
      Prepaid expenses and other current assets.....................    (1,451)        42
      Accounts payable..............................................     7,330      4,650
      Accrued expenses..............................................     2,015      1,001
      Deferred revenues.............................................     1,642       (963)
                                                                     ---------- -----------
    Net cash provided by operating activities.......................     8,236      2,378
                                                                     ---------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............................   (25,330)    (7,363)
  Investments in affiliates.........................................    (4,398)       ---
                                                                     ---------- -----------
    Net cash used in investing activities...........................   (29,728)    (7,363)
                                                                     ---------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable.......................................     7,316      2,957
  Repayments of notes payable.......................................      (840)      (291)
  Proceeds from sale of Preferred Stock, net........................       ---      3,849
  Proceeds from sale of Common Stock, net...........................       101         38
                                                                     ---------- -----------
    Net cash provided by financing activities.......................     6,577      6,553
                                                                     ---------- -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS........................................       (96)       264
                                                                     ---------- -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................   (15,011)     1,832

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................    60,424     10,493
                                                                     ---------- -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................ $  45,413   $ 12,325
                                                                     ========== ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest............................................ $     239   $     56
  Cash paid for income taxes........................................       ---        ---

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Capital lease obligations.........................................       110        ---

        The accompanying notes are an integral part of these statements.

                            UUNET TECHNOLOGIES, INC.
         NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL  STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)



1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         UUNET Technologies, Inc., together with its wholly-owned subsidiaries ("UUNET" or the "Company"), is a leading provider of a comprehensive range of Internet access options, applications and consulting services to businesses, professionals and on-line services providers.

         The condensed interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on April 1, 1996, for the year ended December 31, 1995.

         The accompanying condensed interim consolidated financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of March 31, 1996, the Company's cash and cash equivalents consisted of demand deposits and money market accounts in banks and other financial institutions totaling approximately $43.0 million and available-for-sale securities consisting of commercial paper totaling approximately $2.4 million, which approximated market value.


2.       NET INCOME (LOSS) PER COMMON AND EQUIVALENT SHARE

         Net income (loss) per common and equivalent share is based on the weighted average number of shares outstanding during the periods presented. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares, options and warrants issued during the twelve months immediately preceding the initial public offering were treated as if they had been outstanding through March 31, 1995, using the treasury stock method and at a per share price of $14.00, the initial public offering price.

         Fully-diluted net income (loss) per share is not presented as it would not materially differ from primary net income (loss) per share.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                           MARCH 31,   DECEMBER 31,
                                                             1996         1995
                                                          -----------  ------------
          Network and computer equipment  . . . . . .     $   80,743    $   58,244
          Furniture and office equipment  . . . . . .          8,720         6,899
          Purchased software  . . . . . . . . . . . .          2,727         1,908
          Vehicles  . . . . . . . . . . . . . . . . .          1,071         1,029
                                                          -----------  ------------
             Property and equipment, at cost  . . . .         93,261        68,080
          Less - Accumulated depreciation
             and amortization . . . . . . . . . . . .        (17,384)      (13,557)
                                                          -----------  ------------
                                                          $   75,877    $   54,523
                                                          ===========  ============

4.       MFS AND UUNET MERGER AGREEMENT

         On April 30, 1996, UUNET and MFS Communications Company, Inc. ("MFS") announced that the two companies had entered into an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, each share of UUNET common stock would be converted into 1.777776 shares of MFS common stock. Consummation of the merger is subject to, among other things, approval by the stockholders of each company and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Stockholders of UUNET owning approximately 62 percent of the outstanding shares and stockholders of MFS owning approximately 12 percent of the outstanding shares have committed to vote in favor of the merger. The merger will be accounted for by MFS as a purchase.

         MFS is a leading provider of telecommunications services to business and government end users. The combined company would provide a single source for a full range of Internet, voice, data and video services through an international network platform.


5.       ACQUISITION OF UNIPALM

         On November 15, 1995, UUNET acquired Unipalm Group plc ("Unipalm"), a provider of Internet access options, networking software, training and consulting services in the United Kingdom and Europe. The acquisition was accounted for as a pooling of interests and, as such, UUNET's financial statements for the three months ended March 31, 1995 have been restated to include the results of Unipalm. For the three month period ended March 31, 1995, UUNET had previously reported revenues of $6,482,000 as compared to combined revenues of $15,020,000 and a net loss of $792,000 as compared to a combined net loss of $263,000.

6.       INVESTMENTS IN AFFILIATES

         During the quarter ended March 31, 1996, UUNET acquired a 40% interest in the outstanding capital stock of EUnet Deutschland GmbH ("EUnet Germany"), a provider of Internet access options, applications and consulting services in Germany, for $1.6 million. The investment in EUnet Germany is accounted for under the equity method.

         On April 1, 1996, UUNET paid approximately $3.6 million in cash and issued 27,079 shares of its Common Stock with a then fair market value of approximately $0.7 million to increase UUNET's equity ownership of UUNET Canada, Inc. ("UUNET Canada"), from 20% to 51%. The financial statements of UUNET Canada will be consolidated with UUNET's financial statements beginning with the second quarter of 1996.

ITEM 2  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

    The Company is a leading worldwide provider of a comprehensive range of Internet access options, applications and consulting services to businesses, professionals and on-line services providers. The Company's Internet access options provide dedicated and dial-up Internet access, and other applications and services which include Web server hosting and integration services, client software and security products, training, and network integration and consulting services. Internet services revenues are primarily derived from recurring monthly connectivity fees, installation and startup charges, and sales of related equipment, applications and services. In addition, a substantial portion of Internet services revenues are derived from the development, operation and maintenance of the high speed dial-up network for Microsoft Corporation ("Microsoft"). Software revenues consist primarily of the sale of Internet-related packaged third party software.

    The Company has made significant investments in developing and expanding its network infrastructure which, prior to an equity financing in October 1993, were primarily funded by cash flow from operations. Equity financings in 1993, 1994 and 1995 allowed the Company to accelerate the expansion of its network infrastructure and internal operations over the ten quarters ended March 31, 1996. During this period, the Company hired a significant number of senior managers, greatly increased its sales force, significantly expanded its product and services portfolio, and substantially upgraded its network infrastructure. The substantial costs incurred in connection with these activities contributed to the Company's operating losses in 1993, 1994 and 1995.

    The Company's consolidated operating results have fluctuated significantly in the past and are expected to fluctuate significantly in the future as a result of a variety of factors, some of which are beyond the Company's control. As of March 31, 1996, the Company had an accumulated deficit of approximately $27.3 million. The Company expects to increase significantly its expenses for international network expansion, personnel, new product development and marketing, and undersea and European terrestrial fiber optic cable capacity, and acquisitions of capital equipment. In addition, the Company incurred substantial costs in the quarter ended December 31, 1995 in connection with the acquisition of Unipalm Group plc ("Unipalm").


RESULTS OF OPERATIONS

    On November 15, 1995, UUNET acquired Unipalm in a transaction accounted for as a pooling of interests (see Note 5 in Notes to Condensed Interim Consolidated Financial Statements). Unipalm is the largest provider of Internet services (access options, software, training and consulting services) in the United Kingdom. As a result of the Unipalm acquisition, the accompanying financial information for the three months ended March 31, 1995 have been restated to include the results of Unipalm.

    As an aid to understanding the Company's consolidated operating results, the following table sets forth certain items from the Condensed Consolidated Statements of Operations as a percentage of revenues for the periods indicated:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                       ----------------------
                                                         1996          1995
                                                       -------       --------
 Revenues:
      Internet services..............................     91%           59%
      Software.......................................      9%           41%
                                                       -------       --------
           Total revenues............................    100%          100%
                                                       -------       --------

 Costs and expenses:
      Cost of revenues...............................     64%           54%
      Network operations and support.................     12%           16%
      Sales and marketing............................     16%           21%
      General and administrative.....................      7%           12%
                                                       -------       --------
           Total costs and expenses..................     99%          103%
                                                       -------       --------
 Income (loss) from operations.......................      1%           (3)%

 Interest income.....................................      1%            1%
 Interest expense....................................    ---           ---
 Equity in net loss of affiliates....................     (1)%         ---
                                                       -------       --------
 Income (loss) before income taxes...................      1%           (2)%

 Benefit for income taxes............................    ---           ---
                                                       -------       --------

 Net income (loss)...................................      1%           (2)%
                                                       =======       ========


THREE MONTHS ENDED MARCH 31, 1996 AND 1995

REVENUES

    The Company derives substantially all of its revenues from two main activities: Internet services and the sale of Internet-related third party software. Internet services revenues result from providing a comprehensive range of Internet access options, applications and services to businesses, professionals and on-line services providers. A substantial portion of Internet services revenue is derived from the development, operation and maintenance of the high speed dial-up network for Microsoft. Total revenues grew 186% to $43.0 million in the first quarter of 1996 from $15.0 million in the first quarter of 1995. The major components of this net increase are discussed below.

    Internet services revenues grew 342% to $39.0 million in the first quarter of 1996 from $8.8 million in the first quarter of 1995, and represented 91% and 59%, respectively, of total revenues. This growth was primarily a result of increases in the number of dedicated high speed connections sold by the Company during those periods and upgrades by customers to higher speed connections, increased sales of dial-up connections and the build-out of the dial-up network for Microsoft. The number of high speed connections sold increased to 985 in the first quarter of 1996 from 444 in the first quarter of 1995. UUNET (excluding Unipalm) sold 805 and 330 of these connections in the first quarter of 1996 and 1995, respectively. Upgrades to higher speed connections increased to 181 in the first quarter of 1996 from 37 in the first quarter of 1995. UUNET (excluding Unipalm) sold 167 and 30 upgrades in the first quarter of 1996 and 1995, respectively. Revenues from dial-up connections increased significantly from quarter-to-quarter. The dollar increase in high speed and dial-up revenues resulted primarily from an increase in marketing efforts and the number of sales and marketing personnel, as well as the rapid increase in the use of the Internet in general. Revenues from Microsoft increased to $15.9 million in the first quarter of 1996 from $0.2 million in the first quarter of 1995. The build-out of the domestic dial-up network commenced in the first quarter of 1995 and the international deployment began in the fourth quarter of 1995. The accelerated build-out of these networks at Microsoft's request resulted in revenues from Microsoft increasing substantially and representing 36.9% of total revenues during the first quarter of 1996.

    Software revenues, generated by Unipalm, decreased 35% to $4.0 million in the first quarter of 1996 from $6.2 million in the first quarter of 1995, and represented 9% and 41%, respectively, of total revenues. The decrease in software revenues was due primarily to increased competition in the United Kingdom.

    Except for the effect on software revenues as described above, the effect of price reductions due to competitive factors has not had a material impact on revenue growth or profit margins during the first quarters of 1996 and 1995.


COST OF REVENUES

    Total cost of revenues increased 241% to $27.5 million in the first quarter of 1996 from $8.0 million in the first quarter of 1995, representing 64% and 54%, respectively, of total revenues. The major components of this net increase are discussed below.

    Cost of Internet services revenues consists primarily of leased network backbone circuit costs, local access costs and, to a lesser extent, depreciation of network-related equipment and the cost of equipment and applications sold to customers. Cost of Internet services revenues increased 458% to $25.1 million in the first quarter of 1996 from $4.5 million in the first quarter of 1995, and as a percentage of Internet services revenues were 64% and 51%, respectively. The cost of Internet services revenues as a percentage of Internet services revenues increased primarily due to the lower margin revenues associated with the build-out of the dial-up network for Microsoft.

    Cost of software revenues decreased 33% to $2.4 million in the first quarter of 1996 from $3.6 million in the first quarter of 1995, and as a percentage of software revenues were 60% and 57%, respectively. The cost of software revenues as a percentage of software revenues has increased primarily due to increased competition, as previously discussed.


NETWORK OPERATIONS AND SUPPORT

    Network operations and support costs consist primarily of the expenses of operating the network infrastructure, including monitoring network traffic and quality, and costs of providing technical support to customers. Network operations and support costs rose 127% to $5.3 million in the first quarter of 1996 from $2.3 million in the first quarter of 1995. These costs decreased as a percentage of total revenues to 12% in the first quarter of 1996 from 16% in the first quarter of 1995. Approximately $1.7 million of the increase was due to the hiring of additional personnel.

The Company hired additional personnel in this area primarily to support its expanding customer base and to expand its network infrastructure, including the domestic and international network for Microsoft. The remainder of the dollar increase was due primarily to higher facilities and related costs. The decrease in network operations and support costs as a percentage of total revenues was due primarily to total revenues increasing more quickly than network operations and support costs.


SALES AND MARKETING

    Sales and marketing costs consist primarily of salaries and expenses of sales and marketing personnel, advertising and other promotional activities, and procurement and installation of local access circuits and customer equipment. Sales and marketing costs rose 112% to $6.8 million in the first quarter of 1996 from $3.2 million in the first quarter of 1995. These costs decreased as a percentage of total revenues to 16% in the first quarter of 1996 from 21% in the first quarter of 1995. Approximately $1.7 million of the increase was due to increased advertising and promotional costs directly associated with the Company's decision to implement a major advertising campaign beginning in the first quarter of 1996. The remainder of the increase was primarily due to the hiring of additional personnel. The percentage decrease was primarily due to total revenues increasing more quickly than sales and marketing costs as a result of the Company's expanding customer base and the revenues from Microsoft.


GENERAL AND ADMINISTRATIVE

    General and administrative costs consist primarily of expenses associated with the Company's management, accounting, finance and administrative functions. General and administrative costs increased 70% to $3.1 million in the first quarter of 1996 from $1.8 million in the first quarter of 1995.
These costs decreased as a percentage of revenues to 7% in the first quarter of 1996 from 12% in the first quarter of 1995. The increase in general and administrative expenses was due primarily to the hiring of additional personnel to support the Company's expanding customer base and increases in other general corporate costs. The decrease in general and administrative costs as a percentage of total revenues was primarily due to total revenues increasing more quickly than general and administrative costs as a result of the Company's expanding customer base and the revenues from Microsoft.


INTEREST INCOME AND EXPENSE

    Interest income increased to $0.6 million in the first quarter of 1996 from $0.2 million in the first quarter of 1995, while interest expense increased to $0.3 million from $0.1 million in the respective periods. The increase in interest income resulted from investing excess funds from equity financings, in particular UUNET's initial public offering in May 1995, while interest expense increased due primarily to borrowings under the Microsoft loan facility and capital leases to assist in financing the Company's network infrastructure expansion.


EQUITY IN NET LOSS OF AFFILIATES

    The equity in net loss of affiliates is due primarily to UUNET's acquisition of a 40% interest in the outstanding capital stock of EUnet Deutschland GmbH ("EUnet Germany") in the first quarter of 1996. EUnet Germany is a provider of Internet access options, applications and consulting services in Germany.

INCOME TAXES

    There was no provision for income taxes for the first quarter of 1996, as the Company had sufficient U.S. net operating loss carryforwards ("NOLs") to offset U.S. income. As of December 31, 1995, the Company had U.S. federal NOLs of approximately $12.2 million, which expire in the years 2008 through 2010. The amount of these NOLs that can be used in any given year may be limited in the event of certain changes in the ownership of the Company. Management believes that the prior ownership changes will not significantly limit the Company's ability to use its NOLs. The Company also had foreign NOLs of approximately $2.5 million as of December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has satisfied its cash requirements principally through a combination of sales of equity securities, borrowings from banks and other third parties, and cash flow from operations. In the second quarter of 1995, UUNET completed its initial public offering, raising net proceeds of $67.7 million, and raised an additional $12.5 million from the exercise of warrants by Microsoft. Unipalm raised net proceeds of $8.0 million during 1994 in connection with its stock flotation in the United Kingdom. These funds have been and will be used to fund the expansion of the Company's network infrastructure and internal operations, including purchases of capital equipment and the hiring of additional personnel. In addition, Microsoft agreed to lend UUNET up to $26.0 million to finance the capital equipment necessary to build the dial-up network that is the primary Internet dial-up network and infrastructure for The Microsoft Network. The interest rate on the loan from Microsoft is equal to the greater of the Applicable Federal Rate ("AFR") in effect on the date of the Microsoft Agreement (7.74%) or the AFR in effect at the time of the advance (5.34% as of March 31, 1996). Borrowings available under this facility totaled approximately $3.2 million as of March 31, 1996.

    The Company generated positive cash flow from operating activities of $8.2 million and $2.4 million in the quarters ended March 31, 1996 and 1995, respectively. Cash flow from operations can vary significantly from period to period, depending upon the timing of operating cash receipts and payments, especially accounts receivable, accounts payable and accrued expenses. In addition, purchases of fixed assets increased to $25.3 million in the first quarter of 1996 from $7.4 million in the first quarter of 1995, primarily as a result of purchases of equipment to support the expansion of the Company's domestic and international network infrastructure, including the deployment of the dial-up network for Microsoft.

    As of March 31, 1996, the Company had commitments to certain vendors totaling approximately $7.5 million to purchase network related equipment, $0.7 million for other capital expenditures, and $0.9 million for advertising and promotional activities. The Company has guaranteed monthly usage levels to its primary communications vendors. The commitments require monthly usage (exclusive of discounts) through January 2009, which total approximately $130.9 million. The Company also has various agreements to lease and sublease office space, and as of March 31, 1996, minimum lease payments of approximately $23.7 million through April 2006. Of these commitments, which total $163.7 million, payments of $38.4 million are due in the remainder of 1996, $33.9 million are due in 1997 and $91.4 million are due thereafter. The anticipated source of funds for such commitments are current working capital, cash flow from operations, loan advances from Microsoft and advances from MFS Communications Company, Inc. ("MFS") subsequent to the closing of the merger between MFS and UUNET (see Note 4 in the accompanying Notes to Condensed Interim Consolidated Financial Statements).

MFS AND UUNET MERGER AGREEMENT

    On April 30, 1996, UUNET and MFS announced that the two companies had executed an Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, each share of UUNET common stock would be converted into 1.777776 shares of MFS common stock. Consummation of the merger is subject to, among other things, approval by the stockholders of each company and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Stockholders of UUNET owning approximately 62 percent of the outstanding shares and stockholders of MFS owning approximately 12 percent of the outstanding shares have committed to vote in favor of the merger. The merger will be accounted for by MFS as a purchase.

    MFS is a leading provider of telecommunications services to business and government end users. The combined company will provide a single source for a full range of Internet, voice, data and video services through an international network platform.


FORWARD LOOKING STATEMENTS

    The following statements are based upon management's current expectations. These statements are forward looking and actual results may differ materially. These statements should be read in conjunction with, and are qualified by, the other portion of Management's Discussion and Analysis of Financial Condition and Results of Operations, this entire Report on Form 10-Q, and the Company's entire Annual Report on Form 10-K/A for the year ended December 31, 1995, including the section entitled "Risk Factors."

    In anticipation of continued future growth, management intends to accelerate the major international expansion it began in 1995, by obtaining significant undersea and European terrestrial fiber optic cable capacity. The extent and timing of obtaining fiber optic cable capacity will depend upon various factors, many of which are external to the Company, including, but not limited to, the availability and cost of such capacity; the ability of the Company to enter into long-term leases, various alliances with carriers and others, or a combination of these options; and the ability of the Company to obtain other financing for such capacity. Management also expects to continue to make significant investments in its domestic and international network infrastructure and internal operations over at least the next several years, and intends in 1996 to substantially increase advertising and promotional activities as compared to 1995 (as it did in the first quarter of 1996); hire additional management, sales, marketing and other key personnel; and expand its operations geographically, in large part by further acquisitions and other commercial arrangements.

    Software revenues, generated by Unipalm, decreased 35% to $4.0 million in the first quarter of 1996 from $6.2 million in the first quarter of 1995, and represented 9% and 41%, respectively, of total revenues. The Company expects that software revenues will continue to decline as a percentage of total revenues, and that the dollar amount of software revenues may further decline in future periods.

    As previously stated, except for the effect on software revenues, the effect of price reductions due to competitive factors has not had a material impact on revenue growth or profit margins during the first quarters of 1996 and 1995. However, competitive factors could have a material impact on future revenue growth and profit margins.

    The Company's consolidated quarterly operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly from period to period depending upon factors such as the acquisition of assets and businesses both domestically and internationally, the development of strategic alliances worldwide, the expansion of the Company's network infrastructure in terms of both scale and timing, the cost and timing of advertising and marketing efforts, the timing and installation of significant orders, and the pricing and mix of services and products sold by the Company. Other factors which may cause quarterly fluctuations in operating results include customer termination of service, new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products and services, changes in pricing policies by its competitors and the Company's ability to obtain sufficient supplies of sole or limited source components. As a result, there can be no assurance that the Company will continue to be profitable on a consolidated basis in the future.

    The Company believes that its cash and cash equivalents and available borrowings will be sufficient to meet its anticipated working capital requirements through 1996. However, the Company will require additional financing to continue with its plan to accelerate international expansion, make strategic acquisitions of other Internet service providers or complementary businesses, acquire technologies or develop new products, or otherwise respond to unanticipated competitive pressures. Management believes that the Company will be able to obtain additional financing through increases in existing credit facilities, new credit facilities and leasing arrangements, and advances from MFS subsequent to the closing of the merger between MFS and UUNET. There can be no assurance that additional financing will be available to the Company when needed or on terms acceptable to the Company. If adequate funds are not available, the Company has the flexibility to delay or modify its expansion plans described above.

PART II.         OTHER INFORMATION


ITEM 4            -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 (a) A Special Meeting of Stockholders of the Registrant was held on January 31, 1996.

                 (c)      At the special meeting the stockholders:

                          (i) approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 175,000,000, by the following vote:

                                          Affirmative votes:                  17,112,809
                                          Negative votes:                      1,340,499
                                          Abstentions:                            18,413

                          (ii) approved an amendment to the Company's Equity Incentive Plan to increase the number of shares available for issuance from 2,669,514 to 6,669,514 by the following vote:

                                          Affirmative votes:                  17,134,287
                                          Negative votes:                      1,101,704
                                          Abstentions:                            30,704
                                          Broker non-votes:                      205,026


ITEM  6           -       EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits.

                          11 -- Computation of Net Income (Loss) per Common and
                                Equivalent Share.

                 (b) The Registrant filed a report on Form 8-K/A on January 29, 1996, consisting of Unaudited Pro Forma Condensed Combined Balance Sheet of UUNET Technologies, Inc. and Unipalm Group plc as of September 30, 1995, and Unaudited Pro Forma Condensed Combined Statements of Operations for each of the three years in the period ended December 31, 1994, and the nine month periods ended September 30, 1994 and 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UUNET TECHNOLOGIES, INC.


                                   /s/ John W. Sidgmore
                                   -------------------------------------
Date: May 14, 1996                 John W. Sidgmore
                                   Director, President and Chief
                                   Executive Officer (Principal
                                    Executive Officer)



                                   /s/ Jeffrey G. Hilber
                                   -------------------------------------
Date: May 14, 1996                 Jeffrey G. Hilber
                                   Vice President and
                                   Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                EXHIBIT INDEX





EXHIBIT NO.               DESCRIPTION


     11                   Computation of Net Income (Loss)
                          per Common and Equivalent Share